Form 10QSB
period 2001-09-30
IOWA INDUSTRIAL TECHNOLOGIES INC
filed 2002-04-03
CIK 1094653

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2001

     TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(D)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:  0-32927


                     Iowa Industrial Technologies Inc.
  (Exact name of small business issuer as specified in its
                          charter)

               Nevada                               76-0616467
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)     Identification No.)

           2400 Loop 35, #1502  Alvin, Texas 77512
          (Address of principal executive offices)


                            (281) 331-5580
       (Issuer's telephone number, including area code)

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
Yes       No


TABLE OF CONTENTS


Page

PART I - FINANCIAL INFORMATION                              3

     Item 1.  Financial Statements                          3

          Balance Sheets as of December 31, 2001 and
          December 31, 2000 (unaudited)                     3

          Statement of Operations for the six months ended
December 31, 2001
          and December 31, 2000 and for the period from
August 18, 1999 through
          December 31, 2001 (unaudited)                     4

          Statement of Stockholders' Equity for the period
from August 18, 1999
          through December 31, 2001 (unaudited)             5

          Statements of Cash Flows for the six months ended
     December 31, 2001
          and December 31, 2000 and for the period from
     August 18, 1999 through
          December 31, 2001 (unaudited)                    6

          Notes to Financial Statements (unaudited)         7

     Item 2.  Management's Discussion and Analysis of
Financial Condition
           and Results of Operations                        9

PART II - OTHER INFORMATION                                 11

     Item 1.  Legal Proceedings                             11

     Item 2.  Changes in Securities and Use of Proceeds     11

     Item 3.  Defaults upon Senior Securities               11

     Item 4.  Submission of Matters to a Vote of Security
Holders   11

     Item 5.  Other information                             11

     Item 6.  Exhibits and Reports on Form 8-K              11

SIGNATURES                                                  11



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

              IOWA INDUSTRIAL TECHNOLOGIES INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET
                         (unaudited)

ASSETS

                        Dec 31,                  Dec 31,

                          2001                      2000
Current Assets
    Cash                     0                         0

Total Current Assets         0                         0


Other Assets
      License Rights
(Note 1,11 and 111)        447                      1114

Total Other Assets         447                      1114

Total Assets               447                      1114


LIABILITIES AND
STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable      9275                      1275

Stockholders' Equity:
    Common Stock, $0.001
Par Value; 25,000,000
Shares
Authorized. 4,500,000
Shares Issued and
Outstanding              4,500                      4500

(Deficit) Accumulated
During the Development
Stage                  (13,328)                   (4,661)

Total Stockholders'
Equity (Deficit)      (  8,828)                   (  161)

Total Liabilities And
Stockholders' Equity       447                      1114



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                         STATEMENTS.

              IOWA INDUSTRIAL TECHNOLOGIES INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF OPERATIONS
                         (unaudited)


                              Accumulated            Six           Six
                              From August 18,1999    Months        Months
                              (date inception) to      ended         ended
                              December 31,2001       Dec 31,2001   Dec 31,2000

REVENUES                          $       0            $    0      $     0


Operating Expenses

    Legal Fees                        3,365
    License Written-Off               1,553               165          165
    Taxes & Fees                        320
    Office                               90
    Web Site Maint                      500
    Audit Fees                        7,500
Total Operating Expenses             13,328               165          165


Net (Loss) for the Period          $(13,328)          $(  165)     $(  165)

Net (Loss) per Share                                   $(0.01)      $(0.00)



Weighted Average Number of
Common SharesOutstanding                              4,500,000   4,500,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.

              IOWA INDUSTRIAL TECHNOLOGIES INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD AUGUST 18,1999
                  THROUGH DECEMBER 31, 2001
                         (unaudited)


                          (Deficit)
                                                   Accumulated
                        Common  Common  Additional During the   Total
                         Stock  Stock   Paid-in    Development  Stockholders'
                     Number of  Amount  Capital    Stage        Equity


August 20,1999
Issuance of
Common Stock for
Expense Reimbursement 2500000   $2,500      0        0            $2,500

Issuance of Common
Stock for License
August 20,1999        2000000   $2,000      0        0            $2,000

Deficit for the
Period From
August 18,1999
(Inception)
Through December
31,2001                     0        0      0      ($13,328)     ($13,328)


Balance December 31,
2001                  4500000   $4,500   $  0      ($13,328)     ($ 8,828)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.



              IOWA INDUSTRIAL TECHNOLOGIES INC.
              (A Development Stage Enterprise)

                   STATEMENT OF CASH FLOWS
                         (unaudited)


                              Accumulated
                              From August 18,    Three Months  Three Months
                              1999
                              (date inception)   ended         ended
                              to DEC 31, 2001    DEC 31,2001   DEC 31,2000


CASH FLOWS TO OPERATING ACTIVITIES


NET LOSS
                                    (13,328)          (165)        (  165)
          NON CASH ITEMS

 EXPENSES NOT PAID WITH CASH          2,500
 ACCOUNTS PAYABLE                     9,275
 AMORTIZATION OF LICENSE              1,553            165            165

Net Cash Used by Operating Activities     -              -              -

Cash  Flows from Financing Activities     -              -              -

Net Cash Provided by Financing Activities -              -              -

Cash Flows from Investing Activities      -              -              -

Net Cash Provided by Investing Activities -              -              -

Change in Cash
            Cash-beginning of Period      -              -              -
             Cash-end of Period           -              -              -

Non-Cash Financing Activities

A total of  2,500,000 shares were issued at
a fair market value of $.001 per share for
organizational expenses                   2,500

A total of 2,000,000 shares were issued at
a fair market value of $.001 per share for the
acquisition of License  (note 111)        2,000

Total                                     4,500



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

(b) The Company was granted rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Vitamineralherb.com web site in the State of Iowa and the following counties located in the State of Illinois: Jo Davies, Stevenson, Winnebago, Rock Island and Henry. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. These rights to an Internet marketing system was granted by Vitamineralherb.com Corp to David R. Mortenson & Associates (See Note 1V). The sublicense agreement shall continue for a term of three (3) years and will be automatically renewed unless the Company or David R. Mortenson & Associates gives the other notice not to renew. The minimum order quantity if 100 bottles per formulation for standard products, shall have minimum purchase quantities of 5,000 units. All purchases are to be made through the web site, and payments shall be made by credit card or other approved method of payment, such as electronic funds transfer or debit card. Vitamineralherb.com Corp shall retain a 10% override on all sales made through the web site by the Company. Vitamineralherb.com Corp. also agrees to provide certain business administrative services to the Company, including product development, store inventory, web site creation and maintenance. The Company must pay an annual fee of $500 for maintenance of the Vitimineralherb.com web site commencing on the anniversary date of the sublicense agreement executed on February 14, 2000.

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

                     PLAN OF OPERATIONS

Iowa Industrials Inc. (the "Company") is a Nevada corporation, incorporated on August 18, 1999. The business of the Company has been focused on acquiring its main asset, a license to distribute Vitamineralherb.com products in a specific territory, namely the State of Iowa and the following counties located in the State of Illinois: Jo Davies, Stevenson, Winnebago, Rock Island and Henry. The Company's business is still in its development stage.

The  Company  has not engaged in any material operations  or had any revenues from operations since its inception on August 18, 1999. The Company's plan of operation for the next 12 months is to conduct market research and to begin marketing and selling Vitamineralherb products in its territory.

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and implementing the Company's business plan of conducting market research and selling Vitamineralherb products to targeted markets in its specific territory. Additional funds may be advanced by management or stockholders as loans to the Company. It is impossible to predict the amount of any such loans or advances. However, any such loans or advances will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.


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

At December 31, 2001 the accumulated deficit was $13,328 and the working capital deficit was $8,828. We expect to incur substantial operating losses for the near term. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

Reports on Form 8-K

No reports on Form 8-K were filed with the SEC by the Company during the three-month period ended December 31, 2001.


                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              IOWA INDUSTRIAL TECHNOLOGIES
                              INC.


Date:       February 19, 2002   /s/ John T. Bauska
                              Name: John T. Bauska
                              Title: President, Secretary,
                         Chief Financial and Accounting
                         Officer, Director